Form 10-Q
period 2007-09-30
Bradford Bancorp Inc /MD
filed 2007-11-30
CIK 1393551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-143696

Bradford Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-0223245
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6910 York Road, Baltimore, Maryland	21212
(Address of principal executive offices)	(Zip Code)

(410) 377-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☐     No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  (See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act).

Large accelerated filer     ☐     Accelerated filer     ☐     Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

As of December 1, 2007, there were 100 shares of the registrant’s common stock outstanding.

BRADFORD BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                Bradford Bancorp, Inc., a Maryland corporation, was formed by Bradford Bank (the “Bank”) to become the stock holding company for the Bank upon completion of the Bank’s conversion from the mutual holding company form of organization to the stock holding company form of organization.  At September 30, 2007, Bradford Bancorp, Inc. was not an operating company.  Therefore, the information presented in this report is for the Bank’s mutual holding company, Bradford Bank MHC, and its subsidiaries.

BRADFORD BANK MHC AND SUBSIDIARIES

Consolidated Statements of Financial Condition as of September 30, 2007 (unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006

ASSETS
Cash and noninterest-bearing deposits	$2,786,393	$4,335,893
Interest-bearing deposits	18,449	6,082,888
Federal funds sold	257,414	11,816,708
Total cash and cash equivalents	3,062,256	22,235,489

Certificates of deposit in other financial institutions	2,243,000	3,032,000
Investment securities available-for-sale at fair value	86,505,562	79,375,019
Investment securities held-to-maturity, at cost fair value of $7,294,219 and $17,583,165	7,550,309	18,021,514

Loans held for sale	24,666,792	—
Loans receivable	425,920,763	383,186,560
Less allowance for losses on loans	(2,729,016)	(2,397,545)
Total loans receivable, net	423,191,747	380,789,015

Ground rents	2,428,661	356,517
Premises and equipment net of depreciation	5,069,424	4,914,541
Federal Home Loan Bank stock — at cost	4,063,700	3,105,200
Accrued interest receivable	2,992,202	2,647,928
Income taxes receivable	905,984	4,421
Deferred income taxes	1,277,200	83,387
Goodwill	8,891,954	3,903,626
Intangible assets	1,429,067	1,272,752
Other assets	4,228,751	2,783,360
Total assets	$578,506,609	$522,524,769

LIABILITIES AND EQUITY
LIABILITIES
Deposits:
Non-interest-bearing	$5,573,059	$6,057,962
Interest-bearing	451,471,469	422,803,316
Total deposits	457,044,528	428,861,278

Short-term borrowings	3,500,000	600,000
Long-term borrowings	70,300,000	46,300,000
Advance payments by borrowers for taxes and insurance	1,177,072	765,652
Income taxes payable	—	93,724
Other liabilities	4,118,318	2,805,942
Total liabilities	536,139,918	479,426,596

Commitments and contingencies	—	—

EQUITY
Retained earnings — substantially restricted	43,319,507	44,022,130
Accumulated other comprehensive loss	(952,816)	(923,957)
Total equity	42,366,691	43,098,173
TOTAL LIABILITIES AND EQUITY	$578,506,609	$522,524,769

See notes to the unaudited financial statements.

BRADFORD BANK MHC AND SUBSIDIARIES

Consolidated Statements of Income and Other Comprehensive Income for the

Three and Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$7,704,924	$6,131,372	$22,288,129	$17,520,904
Interest on mortgage-backed securities	438,631	453,910	1,362,112	1,376,483
Interest on other investments-taxable	768,073	784,985	2,515,359	2,127,694
Interest on other investments-nontaxable	125,199	115,203	348,804	292,764
Total interest income	9,036,827	7,485,470	26,514,404	21,317,845

INTEREST EXPENSE
Interest on deposits	4,765,982	3,875,542	14,048,895	10,517,166
Interest on borrowings	781,584	239,672	2,002,937	594,784
Total interest expense	5,547,566	4,115,214	16,051,832	11,111,950

NET INTEREST INCOME	3,489,261	3,370,256	10,462,572	10,205,895

PROVISION FOR LOAN LOSSES	125,000	60,000	344,000	180,000

Net interest income after provision for loan losses	3,364,261	3,310,256	10,118,572	10,025,895

NONINTEREST INCOME
Commission income	140,660	93,965	449,878	273,053
Service charges on deposit accounts	54,440	36,256	142,922	113,362
Gain (loss) on sale of investments	—	4,760	—	(11,313)
Valuation allowance on loans held for sale	(600,000)	—	(600,000)	—
Miscellaneous income	240,799	102,351	595,802	285,571
Total noninterest income	(164,101)	237,332	588,602	660,673

NONINTEREST EXPENSES
Compensation	1,940,144	1,703,310	5,731,501	4,891,601
Occupancy expense	295,889	223,406	815,574	630,603
Advertising	84,471	52,264	191,543	117,661
Equipment expenses	157,678	115,290	446,882	350,913
Data processing services	166,805	211,772	618,624	624,750
Federal deposit insurance	16,518	21,445	57,553	62,781
Merger related expenses	—	—	2,022,415	—
Other expenses	814,526	639,787	2,527,697	1,747,941
Total noninterest expenses	3,476,031	2,967,274	12,411,789	8,426,250

(LOSS) INCOME BEFORE INCOME TAXES	(275,871)	580,314	(1,704,615)	2,260,318

(BENEFIT) PROVISION FOR INCOME TAXES	(184,822)	200,258	(1,001,992)	746,127

NET (LOSS) INCOME	(91,049)	380,056	(702,623)	1,514,191

OTHER COMPREHENSIVE INCOME
Change in unrealized holding gain (loss) on available-for-sale securities-net of taxes of $521,064, $619,146, $18,158 and $119,275, respectively, net of reclassification adjustments for securities sold	828,144	984,028	(28,859)	189,568

COMPREHENSIVE INCOME (LOSS)	$737,095	$1,364,084	$(731,482)	$1,703,759

See notes to the unaudited financial statements.

BRADFORD BANK MHC AND SUBSIDIARIES

Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2007

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2007	$44,022,130	$(923,957)	$43,098,173
Net Loss	(702,623)	—	(702,623)
Unrealized holding loss on securities designated as available for sale, net of tax	—	(28,859)	(28,859)
Balance at September 30, 2007	$43,319,507	$(952,816)	$42,366,691

See notes to the unaudited financial statements.

BRADFORD BANK MHC AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest and fees received on loans and investments	$25,313,270	$20,395,547
Interest paid	(15,957,160)	(11,208,082)
Other receipts	1,188,602	671,986
Net income taxes paid	(340,076)	(704,094)
Cash paid to suppliers and employees	(11,884,244)	(8,449,986)
Net cash (used in) provided by operating activities	(1,679,608)	705,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	—	(18,905,389)
Proceeds from sales of investment securities available-for-sale	1,707,480	3,942,016
Principal repayments and maturities of investment securities available-for-sale	8,492,768	7,939,253
Purchase of premises and equipment	(572,847)	(153,364)
Redemption of ground rents	73,214	6,000
Purchase of Federal Home Loan Bank stock	(478,700)	(68,300)
Net increase in loans	(28,360,818)	(31,527,643)
Cash purchase paid net of cash acquired for Valley Bancorp, Inc.	(8,729,887)	—
Core deposit and other intangibles acquired	(448,021)	(377,177)
Principal repayments and maturities of investment securities held-to-maturity	351,355	577,481
Purchase of investment securities held-to-maturity	—	(306,829)
Net cash used by investing activities	(27,965,456)	(38,873,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposits	(8,839,589)	36,515,970
Federal funds purchased	—	(2,600,000)
Advances by borrowers for taxes and insurance	411,420	410,782
Increase (decrease) in short-term borrowings	2,900,000	(2,000,000)
Increase in long-term borrowings	16,000,000	7,035,000
Net cash provided by financing activities	10,471,831	39,361,752
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,173,233)	1,193,171
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,235,489	6,130,034
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,062,256	$7,323,205
RECONCILIATION OF NET INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Net (loss) income	$(702,623)	$1,514,191
Adjustments:
Deferred income taxes	(866,310)	42,033
Depreciation and amortization	507,369	468,740
Amortization of premiums, discounts, deferred loan fees and intangible assets	(304,010)	(55,222)
Loan origination costs deferred	(261,143)	(134,269)
Amortization of premium on certificate amounts	(74,070)	(134,600)
Loss on sale of investments	—	11,313
Valuation allowance on loans held for sale	600,000	—
Provision for loan losses	344,000	180,000
Effect of changes in operating assets and liabilities:
Accrued interest receivable	(344,274)	(577,954)
Income taxes receivable	(382,034)	—
Other assets	(1,415,163)	66,106
Income taxes payable	(93,724)	—
Other liabilities	1,312,374	(674,967)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,679,608)	$705,371
Supplemental information:
Transfer of loans from portfolio to held for sale	$24,666,792	—

See notes to the unaudited financial statements

BRADFORD BANK MHC AND SUBSIDIARIES

Notes to the Unaudited Financial Statements

September 30, 2007

(1)           Basis of Presentation

                The accompanying unaudited interim consolidated financial statements of Bradford Bank MHC have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Such adjustments were of a normal recurring nature.  The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.  For additional information, refer to the financial statements and footnotes thereto of Bradford Bank MHC included in Bradford Bancorp, Inc.’s (the “Company” or “Bradford Bancorp”) prospectus which was filed with the Securities and Exchange Commission (“SEC”) on November 1, 2007, and is available through the SEC’s website at www.sec.gov.

                In preparing financial statements in conformity with U. S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for loan losses and the fair values of financial instruments.

                Certain prior period amounts have been reclassified to correspond with the current period presentations.

Principles of Consolidation

                Bradford Bancorp, Inc., a Maryland corporation, was formed by Bradford Bank (the “Bank”) to become the stock holding company for the Bank upon completion of the Bank’s conversion from the mutual holding company form of organization to the stock holding company form of organization.  At September 30, 2007, Bradford Bancorp, Inc. was not an operating company.  Therefore, the information presented in this report is for the Bank’s mutual holding company, Bradford Bank MHC, and its subsidiaries.

The consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and September 30, 2006 include the accounts of Bradford Bank MHC, Bradford Mid-Tier Company, Bradford Bank and any subsidiaries of Bradford Bank.  All intercompany balances and transactions have been eliminated in consolidation.

(2)           Reorganization

                The Bank completed its reorganization into a no-stock mutual holding company structure (the “Reorganization”) on July 15, 2005.  As part of the Reorganization, Bradford Bank converted from a federally chartered mutual savings bank to a federally chartered stock savings bank.  The Bank became a wholly owned subsidiary of Bradford Mid-Tier Company in the Reorganization, which in turn is wholly owned by Bradford Bank MHC, a mutual holding company.

(3)           Plan of Conversion

                The respective Boards of Directors of Bradford Bank, Bradford Mid-Tier Company and Bradford Bank MHC unanimously adopted a plan of conversion on March 16, 2007, as amended on May 23, 2007 and August 8, 2007. Under the plan of conversion, Bradford Bank will convert from the mutual holding company form of organization to the stock holding company form of organization and become a wholly owned subsidiary of Bradford Bancorp, a newly formed Maryland corporation.  Following the conversion, Bradford Bank MHC and Bradford Mid-Tier Company will no longer exist.

                The conversion to a stock holding company structure also includes the offering by Bradford Bancorp of its common stock to qualifying depositors and borrowers of Bradford Bank in a subscription offering and, if necessary, to members of the general public through a community offering and/or a syndicate of registered broker-dealers. The amount of capital being raised in the offering is based on an appraisal of Bradford Bancorp.  Most of the terms of the offering are required by the regulations of the Office of Thrift Supervision.  The Office of Thrift Supervision approved our plan of conversion, subject to the fulfillment of certain conditions, including the approval of the plan of conversion by Bradford Bank MHC’s members.  The plan of conversion also provides for the establishment of Bradford Bank Foundation and our funding of the foundation with $250,000 in cash and $2.75 million in Bradford Bancorp common stock.  The establishment of Bradford Bank Foundation is subject to a separate vote of Bradford Bank MHC’s members at the special meeting.

In connection with the conversion, Bradford Bancorp will acquire Patapsco Bancorp in a merger, whereby Patapsco Bancorp will be merged with and into Bradford Bancorp and Patapsco Bancorp’s wholly owned subsidiary, Patapsco Bank, will be merged with and into Bradford Bank.  In connection with the merger, Patapsco Bancorp’s stockholders will be given the opportunity to exchange their shares of Patapsco Bancorp common stock for $23.00 in cash, 2.3 shares of Bradford Bancorp common stock, or a combination thereof, subject to the election and proration procedures set forth in the merger agreement.

(4)           Mergers with Golden Prague Federal Savings and Loan Association and Senator Bank

                On June 20, 2007, Bradford Bank MHC completed the mergers of Golden Prague Federal Savings & Loan Association (“Golden Prague”) and Senator Bank (“Senator”) with and into Bradford Bank.  Bradford Bank MHC, Golden Prague and Senator entered into separate definitive agreements in January 2007.  Since Golden Prague and Senator were both mutual institutions, there was no purchase price paid.  The mergers were accounted for using the pooling-of-interests method of accounting and, accordingly, Bradford Bank MHC’s consolidated financial statements for all periods prior to the mergers have been restated to include the accounts of Golden Prague and Senator.  There were no transactions between Bradford Bank MHC and Golden Prague and Senator prior to the mergers.

                Golden Prague has historically reported on a fiscal year ended January 31st and the results of its operations are included in the financial results of Bradford Bank MHC for the year ended December 31, 2006.  There were no significant events or transactions in the intervening periods that would materially affect the financial position or results of operations for the periods presented.

                The net interest income and net income previously reported by the Company and Golden Prague and Senator and the combined amounts presented in the accompanying consolidated statements of income and other comprehensive income are summarized as follows:

	(unaudited)
	Nine months ended September 30,
	2007	2006

Net interest income:
Bradford Bank MHC	$10,116,688	$9,417,145
Golden Prague	178,441	502,882
Senator Bank	167,443	285,868
Total	$10,462,572	$10,205,895

Net income (loss):
Bradford Bank MHC	$480,081	$1,707,307
Golden Prague	(862,677)	(152,868)
Senator Bank	(320,025)	(40,248)
Total	$(702,623)	$1,514,191

                Merger related expenses of $2,022,415 are included in the consolidated statement of income and other comprehensive income for the nine months ended September 30, 2007 and consist of $65,000 for systems conversion costs, $330,371 for professional fees, $349,580 for contract termination fees, $385,000 for termination of the Golden Prague multiemployer pension plan, $743,464 for severance and consulting contracts, and $149,000 for other expenses.

(5)           Acquisition of Valley Bancorp, Inc.

                On January 19, 2007, the Company acquired all of the outstanding common stock of Valley Bancorp, Inc., the parent company of Valley Bank of Maryland.  Valley Bank of Maryland was a community financial institution operating one branch in the northwest suburbs of Baltimore, Maryland.  The aggregate purchase price, consisting solely of cash, was $9,310,730 for all of the outstanding common stock and the cancellation of outstanding options.  Information presented in the accompanying financial statements as of September 30, 2007 includes the assets and liabilities acquired from Valley Bancorp, Inc. and the results of operations since January 19, 2007.

(6)           Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Because Bradford Bancorp had not issued any shares of common stock to the public as of September 30, 2007, per share earnings data is not meaningful for this quarter or prior comparative periods and is therefore not presented.

(7)           Recent Accounting Pronouncements

                In September 2006, the FASB issued Statement No. 158, (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS No. 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the over-funded or under-funded status of its benefit plan in its balance sheet.  The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans).  In years prior to 2006, the funded status of such plans was reported in the notes to the financial statements.  This provision is effective for public companies for fiscal years ending after December 15, 2006.  In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date.  Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations.  The new provision is effective for all companies with fiscal years ending after December 15, 2008.  Bradford Bank MHC adopted SFAS No. 158 as of December 31, 2006.  At that date, the fair value of plan assets exceeded the projected benefit obligation for Bradford Bank’s qualified defined benefit plan by $136,032, and the projected benefit obligation of its non-qualified defined benefit plans exceeded the fair value of plan assets by $230,516. Accordingly, such amounts are included in “Other assets” and “Other liabilities”, respectively, in the Consolidated Statement of Financial Condition as of December 31, 2006.

                In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133.  This statement is effective for all financial instruments acquired, issued, or subject to remeasurement for fiscal years beginning after September 15, 2006.  The adoption of this Statement on January 1, 2007 did not have a material impact on Bradford Bank MHC’s financial position, results of operations or cash flows.

                In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.”   The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized serving assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities.  This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted.  The adoption of this Statement on January 1, 2007 did not have a material impact on Bradford Bank MHC’s financial position, results of operations or cash flows.

                In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”   FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions.  In May 2007, the FASB issued FASB Interpretation No. 48-1, Definition of Settlement in FASB Interpretation No. 48, which provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  These interpretations are effective for fiscal years beginning after December 15, 2006.  The adoption of this Statement on January 1, 2007 did not have a material impact on Bradford Bank MHC’s financial position, results of operations or cash flows.

                In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities, with earlier adoption permitted.  Bradford Bank MHC does not expect that the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

                In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”. This statement permits entities to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Bradford Bank MHC is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or results of operations.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

                Management’s discussion and analysis of the financial condition and results of operations at September 30, 2007 and September 30, 2006, and for the three and nine months then ended is intended to assist in understanding the financial condition and results of operations of Bradford Bank MHC.  The information contained in this item should be read in conjunction with the unaudited financial statements and the notes and tables thereto, appearing in Part I, Item 1 of this document.

Forward-Looking Statements

                This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of Bradford Bancorp and Bradford Bank MHC.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions.

Bradford Bancorp and Bradford Bank MHC’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of Bradford Bancorp and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative and regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in Bradford Bancorp and Bradford Bank’s market area, changes in real estate market values in Bradford Bancorp and Bradford Bank’s market area, changes in relevant accounting principles and guidelines and inability of third party service providers to perform.  Additional risks and uncertainties are described in Bradford Bancorp’s prospectus which was filed with the SEC on November 1, 2007, and is available through the SEC’s website at www.sec.gov.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Except as required by applicable law or regulation, Bradford Bancorp does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

                Bradford Bancorp, Inc. is a Maryland corporation that was formed by Bradford Bank to become the stock holding company for Bradford Bank upon completion of Bradford Bank’s conversion from the mutual holding company form of organization to the stock holding company form of organization.  At September 30, 2007, Bradford Bancorp, Inc. was not an operating company.  Therefore, the information presented in this report is for Bradford Bank’s mutual holding company, Bradford Bank MHC, and its subsidiaries.

                Bradford Bank is a federally chartered savings bank that operates from its corporate headquarters and nine full-service locations in the greater Baltimore metropolitan area.  We offer a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market area, which consists of Baltimore City and Anne Arundel, Baltimore and Howard Counties, Maryland.  Since 2001, we have emphasized commercial lending and have grown our commercial loan portfolio (including commercial real estate, acquisition, development and construction, commercial construction and commercial business loans) to $177.5 million, or 39.5% of total loans at September 30, 2007.  At September 30, 2007, Bradford Bank MHC had total consolidated assets of $578.5 million, deposits of $457.0 million and total equity of $42.4 million.  The Federal Deposit Insurance Corporation insures Bradford Bank’s savings accounts up to the applicable legal limits.  Bradford Bank is a member of the Federal Home Loan Bank System.

                Simultaneous with the completion of Bradford Bank’s conversion, Bradford Bancorp will acquire Patapsco Bancorp and its wholly owned subsidiary, Patapsco Bank.  Patapsco Bank is a Maryland chartered commercial bank that operates out of five locations in the greater Baltimore metropolitan area.  In the future, Bradford Bancorp might also acquire or organize other operating subsidiaries, including other financial institutions or financial services companies, although it currently has no specific plans or agreements to do so other than the merger with Patapsco Bancorp.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

                Overview.  In January 2007, Bradford Bancorp acquired Valley Bancorp and its subsidiary, Valley Bank.  The assets of Valley Bancorp, excluding intangibles, totaled $49.4 million and is the primary reason for the increase in Bradford Bancorp’s assets of $56.0 million from December 31, 2006 to September 30, 2007.  The acquisition of Valley Bancorp included investments of $6.6 million, net loans of $38.7 million, and ground rents of $2.1 million, and is the primary reason for the increases in those balance sheet line items from December 31, 2006 to September 30, 2007.  The loan portfolio of Valley Bancorp was primarily composed of $16.1 million of residential mortgage loans, $7.5 million of residential acquisition, development and construction loans, and $4.0 million of commercial real estate loans.  Because the purchase price paid exceeded the net book value of Valley Bancorp, goodwill increased by $4.9 million and other intangible assets increased by $0.4 million.  The cash purchase price of $9.3 million for all the outstanding stock of Valley Bancorp accounts for a portion of the $19.2 million decrease in cash and cash equivalents in the nine months.  Deposits assumed with Valley Bancorp totaled $37.3 million and borrowings totaled $8.0 million.

Excluding the effect of the funding of the purchase price of the Valley Bancorp acquisition, cash and cash equivalents decreased by an additional $9.9 million to fund loan growth, and the loan portfolio, including loans held for sale, increased by $28.7 million, or 7.5%.  The composition of the $28.7 million increase was primarily indirect automobile loans ($12.8 million, or 114.0%), commercial real estate loans ($6.3 million, or 14.9%), and consumer marine loans acquired from a broker ($4.1 million).  At September 30, 2007, the Company reclassified the indirect automobile portfolio net of the valuation allowance to loans held for sale as discussed below under “Noninterest Income”. Borrowings increased by $18.9 million over the borrowings assumed with Valley Bancorp primarily to fund loan growth.  Excluding the $37.3 million in deposits assumed with Valley Bancorp, deposits decreased $9.2 million, or 2.1%, due to competitive pressure and lower rate offerings during the period as part of a strategy to reduce the overall cost of funds.  Retained earnings decreased $703,000, or 1.6%, at September 30, 2007 as a result of the net loss for the period.

Loans.  Our primary lending activity is the origination of loans secured by real estate.  We originate one- to four-family residential, commercial real estate, acquisition, development and construction, commercial construction, commercial business and consumer loans.  The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate:
One- to four-family	$202,858	45.10%	$185,068	48.38%
Commercial real estate	66,392	14.76	55,831	14.59
Acquisition, development and construction	78,194	17.38	71,371	18.66
Commercial construction	11,153	2.48	9,205	2.41
Total real estate mortgage loans	358,597	79.72	321,475	84.04
Commercial business	21,767	4.84	17,118	4.47
Consumer:
Home equity loans	20,235	4.50	16,208	4.24
Home equity lines of credit	15,584	3.46	13,747	3.59
Auto loans	1,226	5.63	12,426	3.25
Other consumer loans	8,321	1.85	1,575	0.41
Total consumer loans	45,366	15.44	43,956	11.49

Total loans	425,730	100.00%	382,549	100.00%

Less:
Net deferred loan fees	(81)		241
Premium on loans purchased	272		397
Allowance for losses	(2,729)		(2,398)

Loans, net	$423,192		$380,789

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.  We did not have any troubled debt restructurings or any accruing loans past due 90 days or more at the dates presented.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans:
Real-estate loans	$1,213	$1,266
Commercial business	196	181
Consumer	232	121
Total	1,641	1,568
Real estate owned	370	120
Total nonperforming assets	$2,011	$1,688

Total nonperforming loans to total loans	0.39%	0.41%
Total nonperforming loans to total assets	0.28%	0.30%
Total nonperforming assets to total assets	0.35%	0.32%

Nonaccrual loans increased $73,000 to $1.64 million at September 30, 2007, compared to $1.57 million at December 31, 2006.  This increase primarily resulted from an increase in home equity loans and lines of credit classified as nonaccrual.

Securities.  At September 30, 2007, the investment securities portfolio was $94.1 million, or 16.3% of total assets.  At that date, 82.6% of the investment portfolio was invested in U.S. government and agency securities and mortgage-backed securities.  The remainder was invested primarily in municipal bonds, trust preferred securities and equity securities.

The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated.

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$43,804	$43,529	$39,434	$38,930
Mortgage-backed securities	26,997	26,572	22,310	22,008
Trust preferred securities	4,500	4,502	4,500	4,561
Municipal bonds	11,592	11,486	11,891	11,951
Equity securities and mutual funds	408	417	1,964	1,925
Total securities available-for-sale	$87,301	$86,506	$80,099	$79,375

Securities held-to-maturity:
U.S. Government and agency securities	$—	$—	$3,848	$3,705
Mortgage-backed securities	7,550	7,294	14,174	13,878
Total securities held-to-maturity	7,550	7,294	18,022	17,583
Total	$94,851	$93,800	$98,121	$96,958

                The amortized cost of the securities available-for-sale increased $7.2 million , or 9.0%, between December 31, 2006 and September 30, 2007 as a result of the change in classification of securities at the acquisition date of investment securities acquired with Golden Prague and Senator from held-to-maturity to available-for-sale.  The amortized cost of the securities held-to-maturity decreased $10.5 million, or 58.1%, between December 31, 2006 and September 30, 2007 primarily for the same reason as available-for-sale securities increased.  In general, total investment securities decreased for maturities and mortgage backed security payments.

Deposits. Our primary source of funds is our deposit accounts, which are comprised of demand deposits, NOW accounts, passbook accounts, money market deposit accounts and certificates of deposits.

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Noninterest-bearing demand deposits	$5,573	1.22%	$6,058	1.41%
Interest-bearing demand deposits	50,115	10.96	42,275	9.86
Savings accounts	28,553	6.25	32,724	7.63
Certificates of deposit	372,392	81.48	347,555	81.04
Other deposits	412	0.09	249	0.06
Total	$457,045	100.00%	$428,861	100.00%

Total deposits increased to $457.0 million during the nine months ended September 30, 2007, an increase of $28.1 million, or 6.6%, due to the acquisition of Valley Bank.  Excluding the effect of the deposits assumed from Valley Bank, deposits declined $9.2 million, or 2.1%.

Borrowings. We utilize borrowings from a variety of sources to supplement our supply of funds for loans and investments.  The following sets forth information concerning our borrowings for the periods indicated.

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
	(Dollars in thousands)
Maximum amount of advances outstanding at any month-end during the period:
FHLB Advances	$69,400	$46,900
Other borrowings	6,500	14,000
Average advances outstanding during the period:
FHLB Advances	53,777	21,514
Other borrowings	5,659	2,483
Weighted average interest rate during the period:
FHLB Advances	4.48%	3.96%
Other borrowings	6.58%	5.49%
Balance outstanding at end of period:
FHLB Advances	67,300	46,900
Other borrowings	6,500	—
Weighted average interest rate at end of period:
FHLB Advances	4.20%	4.68%
Other borrowings	6.17%	—

Results of Operations for the Three and Nine Months Ended September 30, 2007 and September 30, 2006

                General.  For the three and nine month periods ended September 30, 2007 as compared to 2006, net income declined principally as a result of merger related expenses, impairment loss on the potential sale of the indirect automobile loan portfolio, increased interest expense and operating costs.  Net income decreased by $471,000, or 124.0%, during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.  Net income decreased by $2.2 million, or 146.5%, for the nine months ended September 30, 2007 as compared to the same period of the prior year.  The three and nine month comparisons were affected by recognition of a $600,000 valuation allowance to reflect the impairment of the indirect automobile loan portfolio that was classified as held for sale as discussed below under “Noninterest Income.”  The nine-month comparison was also affected by the merger costs related to the acquisition of Golden Prague and Senator Bank which amounted to $2.0 million.  Interest expense increased by 34.8% and 44.5%, respectively, for the same periods and other expenses increased by 17.2% and 47.3%, respectively, for these periods, including the $2.0 million of merger related costs.

                Net Interest Income.  Net interest income increased during both the three and nine month periods ended September 30, 2007 compared to the three and nine month periods ended September 30, 2006 primarily due to loan growth.  Interest income increased during these periods as a result of the increases in the average balances of loans and the increases in the average yields on loans and investments.  The average yields increased as a result of recent loan growth priced at current market yields.  Interest expense increased over the same three and nine month periods as a result of higher balances of deposits and borrowings combined with higher weighted average rates paid on liabilities.  As a result of the cost of funds increasing more than the yield on loans and investments, the net interest margin fell from 2.89% in the 2006 three month period to 2.57% in the 2007 three month period and from 2.98% in the 2006 nine month period to 2.64% in the 2007 nine month period.  Although general market rates of interest stopped rising in June 2006, Bradford Bancorp experienced rising deposit costs as maturing certificates of deposit repriced from lower rates at the date of origination to current market rates.  In addition, the competitive deposit market in which Bradford Bancorp operates caused interest rates on time deposit products to increase to meet competitive pricing pressures.

                Analysis of Net Interest Income.

	Three Months Ended September 30,					Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	Change		% Change	2007	2006	Change		% Change

Components of net interest income
Loans	$7,705	$6,131	$1,574		25.67%	$22,288	$17,521	$4,767		27.21%
Investment securities (tax-equivalent basis) (1)	1,389	1,409	(20)		(1.42)	4,397	3,938	459		11.66
Total interest income (tax-equivalent basis)	9,094	7,540	1,554		20.61	26,685	21,459	5,226		24.35
Deposits	4,766	3,875	891		22.99	14,049	10,517	3,532		33.58
Borrowings	782	240	542		225.83	2,003	595	1,408		236.64
Total interest expense	5,548	4,115	1,433		34.82	16,052	11,112	4,940		44.46
Net interest income (tax-equivalent basis)	3,546	3,425	121		3.53	10,633	10,347	286		2.76
Average yield and rates paid
Interest-earning assets (tax-equivalent basis)	6.54%	6.33%	0.21	bp	3.32%	6.64%	6.20%	0.44	bp	7.10%
Interest-bearing liabilities	4.21	3.77	0.44		11.67	4.23	3.50	0.73		20.86
Interest rate spread (tax-equivalent basis)	2.33	2.56	(0.23)		(8.98)	2.41	2.70	(0.29)		(10.74)
Net interest margin (tax-equivalent basis)	2.57	2.89	(0.32)		(11.07)	2.64	2.98	(0.34)		(11.41)
Average balances
Loans	$445,001	$359,918	$85,083		23.64%	$425,622	$351,233	$74,389		21.18%
Investment securities	106,820	112,497	(5,677)		(5.05)	111,815	111,807	8		0.01
Deposits	454,125	412,854	41,271		10.00	447,776	404,966	42,810		10.57
Borrowings	68,485	20,638	47,847		231.84	59,378	19,727	39,651		201.00

(1)          Interest and rates are presented on a tax-equivalent basis utilizing a federal tax rate of 34.0% and a state tax rate of 7.0%.  See “—Explanation of Use of Non-GAAP Financial Measures.”

                The following table summarizes average balances and average yields and costs for the three and nine months ended September 30, 2007 and 2006.  Interest and rates are presented on a tax-equivalent basis utilizing a federal tax rate of 34.0% and a state tax rate of 7.0%.  See “—Explanation of Use of Non-GAAP Financial Measures.”

	Three Months Ended September 30,						Nine Months Ended September 30,
	2007			2006			2007			2006
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$445,001	$7,705	6.87%	$359,918	$6,131	6.76%	$425,622	$22,288	7.00%	$351,233	$17,521	6.67%
Mortgage-backed securities	35,409	440	4.93	38,514	514	5.29	35,667	1,371	5.14	40,698	1,455	4.78
Municipal bonds (tax-equivalent basis)	11,595	150	5.13	11,497	146	5.04	11,675	451	5.16	9,844	371	5.04
U. S. government agency securities (tax-equivalent basis)	45,089	578	5.09	44,978	546	4.82	45,360	1,748	5.15	42,166	1,424	4.52
Other interest-earning assets	14,727	221	5.95	17,508	203	4.60	19,112	827	5.79	19,099	688	4.82
Total interest-earning assets	551,821	9,094	6.54	472,415	7,540	6.33	537,436	26,685	6.64	463,040	21,459	6.20

Noninterest-earning assets	21,143			14,597			20,894			14,773
Total assets	572,964			487,012			558,330			477,813

Liabilities and equity:
Interest-bearing liabilities:
Savings deposits	29,459	84	1.13	30,905	107	1.37	30,067	245	1.09	35,349	347	1.31
NOW deposits	36,757	238	2.57	23,129	108	1.85	34,221	631	2.47	19,759	217	1.47
Money market deposits	14,454	95	2.61	16,069	58	1.43	15,945	270	2.26	19,610	211	1.44
Certificates of deposit	373,455	4,349	4.62	342,751	3,602	4.17	367,543	12,903	4.69	330,248	9,742	3.94
Total interest-bearing deposits	454,125	4,766	4.16	412,854	3,875	3.72	447,776	14,049	4.19	404,966	10,517	3.47

FHLB advances and other borrowings	68,485	782	4.53	20,638	240	4.61	59,378	2,003	4.51	19,727	595	4.03
Total interest-bearing liabilities	522,610	5,548	4.21	433,492	4,115	3.77	507,154	16,052	4.23	424,693	11,112	3.50

Noninterest-bearing demand deposits	8,163			8,682			8,898			8,526
Other noninterest-bearing liabilities	1,693			2,510			2,797			2,522
Total liabilities	532,466			444,684			518,849			435,741

Retained earnings	42,031			43,616			40,504			43,175
Accumulated other comprehensive income	(1,533)			(1,288)			(1,023)			(1,103)
Total equity	40,498			42,328			39,481			42,072
Total liabilities and equity	$572,964			$487,012			$558,330			$477,813

Net interest income (tax-equivalent basis)		$3,546			$3,425			$10,633			$10,347

                Provision for Loan Losses.  Based on our evaluation of loan loss factors, management made provisions for loan losses of $125,000 and $60,000 in the three months ended September 30, 2007 and 2006, respectively, and provisions of $344,000 and $180,000 for the nine months ended September 30, 2007 and 2006, respectively.  Charge-offs increased during the 2007 periods as compared to 2006, and the loan portfolio increased as well, principally due to increased levels of commercial real estate, residential acquisition, development and construction, indirect automobile loans and consumer loans.  Although as of September 30, 2007, classified assets had decreased from June 30, 2007, the level remained higher than at September 30, 2006 as a result of portfolio growth and slowdowns in the real estate market.  Loan balances increased by 17.6% from December 31, 2006, although a portion of this increase related to loans acquired from Valley Bancorp.  Valley Bancorp maintained a total allowance for loan losses of $262,000 which was assumed in the acquisition.  Net losses to average loans amounted to 0.06% as compared to a recovery of 0.01% for the three months ended September 30, 2007 and 2006, respectively, and 0.13% as compared to a recovery of 0.02% for the nine months ended September 30, 2007 and 2006.  The allowance for loan losses as a percent of loans was 0.61% as of September 30, 2007 and 0.44% at September 30, 2006.  The increase in the ratio of the allowance for loan losses to loans was the result of a large provision in the fourth quarter of 2006 which was the result of economic factors combined with an increase in classified assets and delinquencies near the end of 2006 and the assumption of the Valley Bancorp allowance.

                Noninterest Income.  Noninterest income decreased $401,000 to a loss of $164,000 for the three months ended September 30, 2007 as compared to income of $237,000 for the three months ended September 30, 2006.  The loss incurred in the 2007 period was the result of an impairment loss estimated at $600,000 to reflect the potential sale of Bradford Bancorp’s indirect automobile loan portfolio.  Excluding the loss recorded for this potential transaction, noninterest income for the three months ended September 30, 2007 would have increased by $199,000, or 84.0%, over the comparable 2006 period, principally due to higher commission income from Bradford Title LLC, a title insurance agency acquired in late 2006, and from Bradford Financial Group, Inc., and from increased ground rent income resulting from the acquisition of Valley Bancorp.  For the nine months ended September 30, 2007, noninterest income decreased $71,000 or 10.8% as compared to the same period of 2006.  Excluding the $600,000 impairment loss recorded to reflect the potential sale of the indirect automobile portfolio, noninterest income for the nine months ended September 30, 2007 would have increased by $529,000 or 80.2% for the same reasons as cited for the three month period.  Commission income increased in the 2007 nine month period by $177,000 and ground rent income increased by $180,000 over the 2006 nine month period.

                As of September 30, 2007, Bradford Bancorp recorded an impairment loss estimated at $600,000 using third party indications of value on a possible sale of the indirect automobile loan portfolio.  Bradford Bancorp ceased originating these loans in August 2007 and has effectively exited this line of business.  While Bradford Bancorp has not determined that a sale of the portfolio is the most appropriate course of action, it is evaluating its options with respect to this portfolio, one of which is a possible sale to a third party.  If a sale occurs, the loss incurred may be more or less than the amount estimated.  At September 30, 2007, this portfolio totaled $25.3 million, including $587,000 in fees paid to dealers for originating the loans.  If a sale occurs, Bradford Bancorp may use a portion of the proceeds of the sale to pay down short-term borrowings and the remainder to fund anticipated commercial loan growth in the near term.  In accounting for the loss, Bradford Bancorp considered the requirements of the “Interagency Guidance on Certain Loans Held for Sale” issued March 26, 2001.  Bradford Bancorp believes this unrealized loss is solely attributable to the comparatively low yield of this portfolio of approximately 5.60% and not as a result of credit quality as losses in this portfolio experienced to date amount to only $10,000.  Additionally, the average FICO score exceeds 735 and there are no loans past due greater than 60 days and only $5,000 in loans past due greater than 30 days as of September 30, 2007.

                Noninterest Expense.  Noninterest expense increased $509,000 for the three months ended September 30, 2007 over the three months ended September 30, 2006.  Of this amount, $237,000 related to compensation and benefits costs.  Compensation expense increased as we added staff due to the acquisition of Valley Bancorp and from the addition of loan staff to expand our commercial lending and indirect automobile lending.  However, upon review and due to inadequate profitability of the portfolio, in August 2007, we decided to cease new originations for our indirect lending program.  Occupancy expense increased in large part due to the Valley Bancorp acquisition and related rent expense and due to increased building maintenance costs.  Other expenses that increased included amortization of intangible assets related to the Valley Bancorp acquisition, legal fees and professional fees.

                Noninterest expense increased $3.9 million for the nine months ended September 30, 2007 over the nine months ended September 30, 2006.  Included in this amount was $2.0 million of merger related costs in connection with the mergers with Golden Prague and Senator Bank.  Of the remaining $1.9 million increase, $840,000 related to compensation and benefits costs, due primarily to the Valley Bancorp acquisition and increased commercial and indirect automobile lending staffs.  Occupancy costs also were affected by the new locations acquired in the acquisition and related expenses.  Other expenses increased over the same period in 2006 primarily due to legal fees, which were affected in the first quarter of 2006 by recoveries of legal fees received from a commercial borrower which had been expensed in a prior fiscal year.  In addition, the amortization of intangible assets increased due to the Valley Bancorp acquisition as well as professional services costs.  In 2007, we also incurred approximately $115,000 of workout expenses related to problem loans.

                Income Tax Expense.  Income taxes were lower in both the three months and the nine months ended September 30, 2007 as compared to the same periods in 2006 because earnings before taxes were lower combined with increased tax-exempt income.  A tax benefit of $185,000 was recorded for the three months ended September 30, 2007 as compared to a tax provision of $200,000 for the three months ended September 30, 2006 reflecting an effective tax rate of 34.5% for the 2006 period.  The benefit recorded for the three-month period ended September 30, 2007 reflects the loss from operations caused by recognition of an impairment loss on the potential sale of the indirect automobile portfolio.

                Bradford Bancorp experienced a tax benefit of $1.0 million for the nine months ended September 30, 2007 compared to an income tax provision of $746,000 for the nine months ended September 30, 2006 reflecting an effective tax rate of 33.0% for the 2006 period.  The benefit recorded in the nine months ended September 30, 2007 reflected the operating loss caused by the merger related costs for the acquisition of Golden Prague and Senator Bank, the recognition of the impairment loss on the potential sale of the indirect automobile portfolio, and a reduction of the valuation allowance related to the deferred taxes associated with Golden Prague’s net operating loss carryforwards based on an evaluation reflecting Bradford Bancorp’s ability to utilize such loss carryforwards in the future.

Explanation of Use of Non-GAAP Financial Measures

                We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions.  However, the adjustment of interest income and yields on tax exempt securities to a tax-equivalent amount may be considered to include non-GAAP financial information.  A reconciliation to GAAP is provided below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
(Dollars in thousands)	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Municipal bonds (non-tax adjusted)	$111	3.80%	$109	3.78%	$334	3.83%	$276	3.75%
Tax-equivalent adjustment (1)	39		37		117		95
Municipal bonds (tax-equivalent basis)	150	5.13	146	5.04	451	5.16	371	5.04

U.S. government agency securities (non-tax adjusted)	560	4.92	528	4.66	1,694	4.99	1,378	4.37
Tax-equivalent adjustment (1)	18		18		54		46
U.S. government agency securities (tax equivalent basis)	578	5.09	546	4.82	1,748	5.15	1,424	4.52

Net interest income (non-tax adjusted)	3,489		3,370		10,462		10,206
Tax-equivalent adjustment (1)	57		55		171		141
Net interest income (tax-equivalent basis)	3,546		3,425		10,633		10,347

Interest rate spread (no tax adjustment)		2.29		2.52		2.36		2.66
Net interest margin (no tax adjustment)		2.51		2.83		2.60		2.95

(1)          The tax-equivalent adjustment is based on a federal tax rate of 34.0% and a state tax rate of 7.0% for all periods presented.

Liquidity and Capital Management

                Liquidity Management.  Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities, and borrowings from the Federal Home Loan Bank of Atlanta.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Prepayment rates can have a significant impact on interest income.  Because of the large percentage of loans we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual loan repayment activity.

                We regularly adjust our investments in liquid assets based upon our assessment of:  (1) expected loan demands; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management policy.

                Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing, lending and investing activities during any given period.  At September 30, 2007, cash and cash equivalents totaled $3.1 million.  Securities classified as available for sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $27.0 million at September 30, 2007.  Total securities classified as available for sale were $86.5 million at September 30, 2007.  In addition, at September 30, 2007, we had the ability to borrow a total of approximately $170 million from the Federal Home Loan Bank of Atlanta.  On September 30, 2007, we had a total of $73.8 million of borrowings outstanding, including $67.3 million borrowed from the Federal Home Loan Bank of Atlanta.  Future growth of our loan portfolio resulting from our expansion efforts may require us to borrow additional funds.

                At September 30, 2007, we had $113.8 million in loan commitments outstanding, which consisted of $18.9 million and $46.8 million in commercial real estate loans and acquisition, development and construction loans, respectively, $11.2 million and $33.7 million in residential/home equity loans and consumer unused lines of credit, respectively, and $3.2 million in standby letters of credit.  Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.  Another significant use of our liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2007 totaled $230.1 million, or 61.8% of certificates of deposit.  The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2008.  We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Capital Management.  We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of the minimum regulatory capital requirements. We are considered “adequately capitalized” under regulatory guidelines.

                Following completion of the offering, we will manage our capital for maximum stockholder benefit.  The capital from the offering will significantly increase our liquidity and capital resources.  Over time, the initial level of liquidity will be reduced as net proceeds from the offering are used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations are expected to be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity.  Following the offering, we may use capital management tools such as cash dividends and common share repurchases.  However, under Office of Thrift Supervision regulations, we will not be allowed to repurchase any shares during the first year following the offering, except: (1) in extraordinary circumstances, we may make open market repurchases of up to 5% of our outstanding stock if we receive the prior non-objection of the Office of Thrift Supervision to such repurchases; (2) repurchases of qualifying shares of a director or if we conduct an Office of Thrift Supervision-approved offer to repurchase made to all stockholders; (3) if we repurchase to fund a restricted stock award plan that has been approved by stockholders; or (4) if we repurchase stock to fund a tax-qualified employee stock benefit plan.  All repurchases are prohibited, however, if the repurchase would reduce Bradford Bank’s regulatory capital below regulatory required levels.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, letters of credit and lines of credit.  We currently have no plans to engage in hedging activities in the future.

For the nine month periods ended September 30, 2007 and September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                Qualitative Aspects of Market Risk.  Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates.  We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment.  Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits.  As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings.  To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Our strategy for managing interest rate risk emphasizes originating loans with adjustable interest rates; selling loans on a flow basis; and promoting core deposit products and short-term time deposits.

                We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management.  The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

                Quantitative Aspects of Market Risk.  We use two net portfolio analyses, one prepared by the Office of Thrift Supervision and the other prepared by us, to review our level of interest rate risk.  These analyses measure interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates.  Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items.  These analyses assess the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movements.  We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios.

                The following table, which is based on the sensitivity analysis we perform, presents the change in our net portfolio value at September 30, 2007 that would occur in the event of an immediate change in interest rates based on our assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$13,333	$(25,227)	(65.00)%	2.52%	(425	) bp
200	21,831	(16,729)	(43.00)	4.03	(274	) bp
100	30,431	(8,129)	(21.00)	5.47	(130	) bp
0	38,560	—	—	6.77
(100)	43,198	4,638	12.00	7.44	67	bp
(200)	44,022	5,462	14.00	7.48	71	bp

The following table, which is based on the information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at September 30, 2007 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

	Net Portfolio Value (Dollars in thousands)			Net Portfolio Value as % of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300	$13,709	$(24,683)	(64.00% )	2.55%	(417	) bp
200	22,088	(16,304)	(42.00)	4.03	(269	) bp
100	30,624	(7,768)	(20.00)	5.47	(125	) bp
0	38,392	—	—	6.72
(100)	42,923	4,531	12.00	7.41	68	bp
(200)	44,959	6,567	17.00	7.66	94	bp

Historically, the differences between our net portfolio analysis and the analysis calculated by the Office of Thrift Supervision is primarily due to the more specific assumptions built into our model, including more specificity in our cash flow projection assumptions (such as maturity dates, amortization schedules and prepayment rates).  We and the Office of Thrift Supervision use certain assumptions in assessing the interest rate risk of savings institutions.  These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.  As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

Item 4.    Controls and Procedures

                (a)           Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)                                 Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Bradford Bancorp is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to its financial condition and results of operations.

Item 1A.     Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors,” in Bradford Bancorp’s prospectus which was filed with the SEC on November 1, 2007, and is available through the SEC’s website at www.sec.gov.  As of September 30, 2007, the risk factors of Bradford Bancorp have not changed materially from those reported in the prospectus.  The risks described in Bradford Bancorp’s prospectus are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                Not applicable.

Item 3.    Defaults upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.    Other Information

                Not applicable.

Item 6.    Exhibits

3.1                                 Articles of Organization of Bradford Bancorp, Inc. (1)

3.2                                 Bylaws of Bradford Bancorp, Inc. (1)

4.0                                 Stock Certificate of Bradford Bancorp, Inc. (1)

31.1                           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0                           Section 1350 Certification

(1)                      Incorporated by reference into this document from the Exhibits filed with the Securities and Exchange Commission on the Registration Statement on Form S-1 (File No. 333-143696), as amended, initially filed with the Securities and Exchange Commission on June 13, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRADFORD BANCORP, INC.

Dated: November 30, 2007	By:	/s/ Dallas R. Arthur
Dallas R. Arthur
President and Chief Executive Officer
(principal executive officer)

Dated: November 30, 2007	By:	/s/ David L. Costello III
David L. Costello, III
Executive Vice President and Chief Financial
Officer
(principal financial and chief accounting officer)